Form 10-K
period 2001-02-02
FINGERHUT RECEIVABLES INC
filed 2001-05-03
CIK 921751

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
____________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended
February 2, 2001
333-45599 and 333-45611
Commission file numbers
____________________

FINGERHUT MASTER TRUST
Fingerhut Receivables, Inc., as Transferor
(Exact name of registrant as specified in its charter)

Delaware
(State of Incorporation)
41-1396490
(I.R.S. Employer
Identification No.)

4400 Baker Road, Suite F-480, Minnetonka, Minnesota 55343
(Address of principal executive offices)

(952) 936-5035
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None


The Registrant has no voting stock or class of common stock outstanding as of the date of this report.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.  Yes X  No






TABLE OF CONTENTS

PART I
														Page

Item 1.	Business	3

Item 2.	Properties	3

Item 3.	Legal Proceedings	3

Item 4.	Submission of Matters to a Vote of Security Holders	3

PART II

Item 5.	Market for Registrant's Common Equity and Related
Stockholder Matters	3

Item 6.	Selected Financial Data
	3

Item 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	4

Item 8.	Financial Statements and Supplementary Data
	4

Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	4

PART III

Item 10.	Directors and Executive Officers of the Registrant
	4

Item 11.	Executive Compensation
	4

Item 12.	Security Ownership of Certain Beneficial
	Owners and Management	4

Item 13.	Certain Relationships and Related Transactions
	4

PART IV

Item 14.	Exhibits, Financial Statement Schedules
	and Reports on Form 8-K	4

Signatures	5



PART I

Item 1.	Business

The Fingerhut Master Trust (the "Trust" or the
"Registrant") was originated by Fingerhut Receivables, Inc. (the "Transferor"), as Transferor under the Amended and Restated Pooling and Servicing Agreement dated as of March 18, 1998, (the "P&S Agreement") by and among the Transferor, Axsys National Bank (formerly known as Fingerhut National Bank), as servicer (the "Servicer") and Bank of New York (Delaware), as trustee. The Series 1998-1 Supplement and the Series 1998-2 Supplement both dated as of April 28, 1998 to the P&S Agreement provided for the issuance of the Fixed Rate Accounts Receivable Certificates, Series 1998-1 and Series 1998-2 (the "Certificates"). The Certificates represented interests in the Trust only and did not represent interests in or obligations of Fingerhut Receivables, Inc., Axsys National Bank, Fingerhut Corporation or any affiliate thereof.


Item 2.	Properties

The Trust's assets are a pool of revolving consumer accounts receivable originated by Axsys National Bank and cash deposits in Trust bank accounts.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity and Related
			Stockholders Matters

Not applicable.

Item 6.	Selected Financial Data

		Not applicable.

Item 7.	Management's Discussion and Analysis of Financial
Condition  and 			Results of Operations

		Not applicable.

Item 8.	Financial Statements and Supplementary Data

Not applicable.

Item 9.	Changes in and Disagreements with Accountants on
Accounting and 			Financial Disclosure

		Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

		Not applicable.

Item 11.	Executive Compensation

		Not applicable.

Item 12.	Security Ownership of Certain Beneficial Owners and
Management

	None.

Item 13.	Certain Relationships and Related Transactions

		Not applicable.

PART IV

Item 14.	Exhibits, Financial Statement Schedules, and Reports on
Form 8-K

(a)	1.	Annual Servicer's Certificate dated May 2, 2001.

	2.	Supplementary Fingerhut Master Trust Data.

(b)	Each month the Company files a Current Report on Form
8-K which includes, as an exhibit, a copy of the settlement statement relating to the preceding monthly period required under the P&S Agreement to be delivered to the Trustee.

(c)	Not applicable.

(d)	Not applicable.

SIGNATURES

	Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 2nd day of May 2001.

						FINGERHUT MASTER TRUST
						(Registrant)


						By:
							Nils Ytterbo
							Chief Financial Officer
							Fingerhut Receivables, Inc.,
							as Transferor

zdsk21/sst-236



INDEX TO EXHIBITS


Exhibit
Number

Description of
Exhibit
Sequential Page
Number
20(a)
Annual Servicer's Certificate


20(b)
Supplementary Master Trust
Data



6