Form 10-K
period 2002-02-01
FINGERHUT RECEIVABLES INC
filed 2002-05-01
CIK 921751

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
____________________

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1,2002		333-45599 and 333-45611 Commission file numbers

FINGERHUT MASTER TRUST
Fingerhut Receivables, Inc., as Transferor
(Exact name of registrant as specified in its charter)

Delaware (State of Incorporation)		41-1396490 (I.R.S. Employer Identification No.)

4400 Baker Road, Suite F-470, Minnetonka, Minnesota 55343
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

Page
PART I

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

PART I

Item 1. Business

     The Fingerhut Master Trust (the "Trust" or the "Registrant") was originated by Fingerhut Receivables, Inc. (the "Transferor"), as Transferor under the Amended and Restated Pooling and Servicing Agreement dated as of March 18, 1998 (the "P&S Agreement"), and amended to date by and among the Transferor, Axsys National Bank (formerly known as Fingerhut National Bank), as servicer (the "Servicer") and Bank of New York (Delaware), as trustee. The Series 1998-1 Supplement and the Series 1998-2 Supplement both dated as of April 28, 1998 to the P&S Agreement provided for the issuance of the Fixed Rate Accounts Receivable Certificates, Series 1998-1 and Series 1998-2 (the "Certificates"). The Certificates represented interests in the Trust only and did not represent interests in or obligations of Fingerhut Receivables, Inc., Axsys National Bank, Fingerhut Corporation or any affiliate thereof.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management

None.

Item 13. Certain Relationships and Related Transactions

Not applicable.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

	(a) 1.	Annual Servicer's Certificate dated May 1, 2002.

	2.	Supplementary Fingerhut Master Trust Data.

	(b)

Each month the Company files a Current Report on Form 8-K which includes, as an exhibit, a copy of the settlement statement relating to the preceding monthly period required under the P&S Agreement to be delivered to the Trustee.

	(c)	Not applicable.

	(d)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of May, 2002.

	FINGERHUT MASTER TRUST
	(Registrant)

	By: /s/ Nils Ytterbo
		Nils Ytterbo
		Chief Financial Officer
		Fingerhut Receivables, Inc., as Transferor

INDEX TO EXHIBITS

Exhibit Number	Description of Exhibit	Sequential Page Number

20(a)	Annual Servicer's Certificate

20(b)	Supplementary Master Trust Data