Form 10-K
period 2003-02-01
FINGERHUT RECEIVABLES INC
filed 2003-05-16
CIK 921751

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the Fiscal Year Ended: February 1, 2003

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                                to

Commission file numbers 333-45599 and 333-45611

FINGERHUT MASTER TRUST
FINGERHUT RECEIVABLES, INC.
(Originator of the Fingerhut Master Trust)
 (Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	88-0352714 (IRS Employer Identification Number)
101 Convention Center Drive Suite 850-17A Las Vegas, Nv. 89109 (Address of principal executive offices)
(702) 9495514 Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such reports), and (2) has been subject to such filing requirements for the last 90 days: Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrants knowledge, in definitive proxy or information statements incorporated by reference in Part II of the Form 10-K or any amendment to this Form 10-K ☐ Not applicable

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Act). Yes ☒    No ☐

State the the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

Registrant does not have any voting stock.

Registrant has not been involved in any bankruptcy proceedings during the preceding five years.

Registrant is not reporting as a corporate issuer.

No documents have been incorporated by reference into this Form 10-K.

Table of Contents

Part I
Item 1.	Business	1
Item 2.	Properties	1
Item 3.	Legal Proceedings	1
Item 4.	Submission of Matters to a Vote of Security Holders	1
Part II
Item 5.	Market for the Registrant's Common Stock and Related Shareholder Matters	1
Item 6.	Selected Financial Data	1
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	2
Item 8.	Financial Statements and Supplementary Data	2
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	2
Part III
Item 10.	Directors and Executive Officers of the Registrant	2
Item 11.	Executive Compensation	2
Item 12.	Security Ownership of Beneficial Owners and Management	2
Item 13.	Relationships and Related Transactions	2
Item 14.	Controls and Procedures	2
Item 15.	Principal Accountant Fees and Services	2
Part IV
Item 16.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	2

Part I

Item 1.    Business

        The Fingerhut Master Trust (the "Trust") was originated by Fingerhut Receivables, Inc. (the "Transferor"), as Transferor under the Amended and Restated Pooling and Servicing Agreement dated as of March 18, 1998 (the "P&S Agreement"), and amended to date by and among the Transferor, Axsys National Bank (formerly known as Fingerhut National Bank), as servicer (the "Servicer"), and Bank of New York (Delaware), as trustee (the "Trustee"). The Series 1998-1 Supplement and the Series 1998-2 Supplement both dated as of April 28, 1998 to the P&S Agreement provided for the issuance of the Fixed Rate Accounts Receivable Certificates, Series 1998-1 and Series 1998-2 (the "Certificates"). Pursuant to an Assumption Agreement dated as of July 7, 2002, by and among Axsys National Bank, FMT Services, Inc. and the Trustee, FMT Services, Inc. assumed all of the Servicer's rights and obligations arising under the P&S Agreement. On July 12, 2002, a wholly owned subsidiary of CompuCredit Corporation closed a transaction with Fingerhut Companies, Inc. and its parent Federated Department Stores, Inc. to purchase, among other things, all of the capital stock of the Transferor and of FMT Services, Inc. The Certificates represent interests in the Trust only and do not represent interests in or obligations of Fingerhut Receivables, Inc., Axsys National Bank, CompuCredit Corporation or any affiliate thereof. The Series 1998-1 Certificates were fully paid on February 15, 2002.

Item 2.    Properties

        The Trust's assets are a pool of revolving consumer accounts receivable originated by Axsys National Bank and cash deposits in Trust bank accounts.

Item 3.    Legal Proceedings

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        Not applicable.

Part II

Item 5.    Market for Registrant's Common Equity and Related Stockholders Matters

        To the best knowledge of the registrant, there is no established public trading market for the Certificates.

  (a)
  Not applicable.

  (b)
  Not applicable.

Item 6.    Selected Financial Data

        Not applicable.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        Not applicable.

1

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        Not applicable.

Item 13.    Certain Relationships and Related Transactions

        Not applicable.

Item 14.    Controls and Procedures

        Not applicable.

Item 15.    Principal Accountant Fees and Services

        Not applicable

Part IV

Item 16.    Exhibits, Financial Statement Schedules, and Reports of Form 8-K

  (a)
  The following documents are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description
10.15	Description of Exhibit G to the Amended and Restated Pooling and Servicing Agreement
99.1	Annual Servicer's Certificate dated May 14, 2003.
99.2	Annual Independent Accountants Report dated May 14, 2003.
99.3	Supplementary Fingerhut Master Trust Data.
  (b)
  Reports on Form 8-K.

      The Company filed each month Current Report on Form 8-K which includes, as an exhibit, a copy of the settlement statement relating to the preceding monthly period required under the P&S Agreement to be delivered to the Trustee filed March 15, 2002, April 15, 2002, May 15, 2002, June 17, 2002, July 15, 2002, August 15, 2002, September 13, 2002, October 15, 2002, November 15, 2002, December 16, 2002, December 18, 2002, January 15, 2003, and February 14, 2003..

2

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 16th day of May, 2003.

FINGERHUT RECEIVABLES, INC. (Registrant)
By:	/s/ RICHARD R. HOUSE, JR. Richard R. House, Jr. President

3

CERTIFICATION
I, Richard R. House, Jr., certify that:

1.
I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of the Fingerhut Master Trust;

2.
Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.
Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.
Based on my knowledge and upon the annual compliance statement included in the report and required to be delivered to the trustee in accordance with the terms of the pooling and servicing, or similar, agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under the servicing agreement; and

5.
The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Brokers or similar procedures, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: May 16, 2003
/s/ RICHARD R. HOUSE, JR. Richard R. House, Jr. President Fingerhut Receivables, Inc.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to certificateholders during the period covered by this Annual Report on Form 10-K, and the registrant does not intend to furnish such materials to certificateholders subsequent to the filing of this report.

INDEX TO EXHIBITS

Exhibit Number	Description
10.15	Description of Exhibit G to the Amended and Restated Pooling and Servicing Agreement
99.1	Annual Servicer's Certificate dated March 14, 2003.
99.2	Annual Independent Accountants Report dated May 14, 2003.
99.3	Supplementary Fingerhut Master Trust Data.

QuickLinks

  Part I
  Item 1. Business
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
  Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholders Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplementary Data
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  Part III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
  Item 15. Principal Accountant Fees and Services
  Part IV
  Item 16. Exhibits, Financial Statement Schedules, and Reports of Form 8-K
SIGNATURES
CERTIFICATION I, Richard R. House, Jr., certify that
INDEX TO EXHIBITS